Form 10-Q
period 2011-12-31
Cheval Resources Corp
filed 2012-02-16
CIK 1515800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of the common stock, as of the latest practicable date: Common Stock, $0.0001 par value: 40,000,000 shares outstanding as of February 13, 2012.

PART I — FINANCIAL INFORMATION

Item1. Financial Statements

CHEVAL RESOURCES CORPORATION

(A Development Stage Company)

CONDENSED BALANCE SHEETS

	December 31,	March 15,
	2011	2011
	(unaudited)	(audited)
ASSETS
Current Assets
Cash and cash equivalents	$ -	$ -
Total Current Assets	-	-

TOTAL ASSETS	$ -	$ -

LIABILITIES AND STOCKHOLDER’S DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$ -	$ -
Payables, related parties	5,680	-
Total Current Liabilities	5,280	-

TOTAL LIABILITIES	5,280	-

Stockholder’s Deficit
Common stock: 100,000,000 authorized; $0.0001 par value
40,000,000 shares issued and outstanding	4,000	4,000
Additional paid in capital	(381)	(381)
Accumulated deficit during development stage	(9,299)	(3,619)
Total Stockholder’s Deficit	(5,480)	-

TOTAL LIABILITIES AND STOCKHOLDER’S DEFICIT	$ -	$ -

See accompanying notes.

CHEVAL RESOURCES CORPORATION
(A Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

			March 2, 2011
			(inception)
	Three Months Ended	Nine Months Ended	through
	December 31, 2011	December 31, 2011	December 31, 2011

Revenues	$ -	$ -	$ -

Operating Expenses
General and administrative	400	5,680	9,299
Total operating expenses	400	5,680	9,299

NET LOSS	$ (400)	$ (5,680)	$ (9,299)

Basic and diluted loss per share	$ (0.00)	$ (0.00)
Weighted average number of
shares outstanding	40,000,000	40,000,000

See accompanying notes.

CHEVAL RESOURCES CORPORATION

(A Development Stage Company)

STATEMENT OF STOCKHOLDER’S EQUITY

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at Inception, March 2, 2011	-	$ -	$ -	$ -	$ -
Issuance of common stock to founders, March 2, 2011 valued at $0.0001 per share, contribution at $0.00009	40,000,000	4,000	(381)		3,619

Net loss				(3,619)	(3,619)

Balance, December 31, 2011	40,000,000	4,000	(381)	(3,619)	--

Net loss (unaudited)				(5,680)	(5,680)

Balance, December 31, 2011	40,000,000	$ 4,000	$ (381)	$ (9,299)	$ (5,680)

See accompanying notes.

CHEVAL RESOURCES CORPORATION

(A Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

		March 2, 2011
	For the	(inception)
	Nine Months Ended	through
	December 31,	December 31,
	2011	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (5,680)	$ (9,299)
Net Cash Provided by Operating Activities	(5,680)	(9,299)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from related parties	5,680	5,680
Issuance of common stock	-	3,619
Net Cash Provided by Financing Activates	5,680	9,299

Net increase (decrease) in cash and cash equivalents	-	-
Cash and cash equivalents, beginning of period	-	-
Cash and cash equivalents, end of period	$ -	$ -

Supplemental Cash Flow Information
Cash paid for interest	$ -	$ -
Cash paid for taxes	$ -	$ -

See accompanying notes.

CHEVAL RESOURCES CORPORATION

(A Development Stage Company)

Notes to Financial Statements

December 31, 2011 and 2010 and for the period

March 2, 2011(date of inception) through December 31, 2011

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  For the period ended December 31, 2011, the Company had no operations.  As of December 31, 2011, the Company had not emerged from the development stage.  In view of these matters, the Company's ability to continue as a going concern is dependent upon the Company's ability to find a suitable merger or acquisition company. There are no assurances that management will find a capable company for its purposes. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Results of Operations

From inception (March 2, 2011) through the period ending December 31, 2011 the Company had no revenues and incurred $400, $5,680 and $9,299 of general and administrative expenses and for the three and nine months ending December 31, 2011 and for the period March 2, 2011 (date of inception) through December 31, 2011, respectively.

For the period from inception (March 2, 2011) through December 31, 2011, the Company had no activities that produced revenues from operations and had a net loss of $9,299 due to legal, accounting, audit and other professional service fees incurred in relation to the formation of the Company and the filing of the Company’s Registration Statement on Form S-1 and other SEC-related compliance matters.

Liquidity and Capital Resources

As of December 31, 2011, the Company had no assets and no cash. Current liabilities listed are comprised of amounts due to the shareholder for payment of expenses incurred by the Company.

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

ITEM 4T.      Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of December 31, 2011. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the fiscal quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. (Removed and Reserved).

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description

31.1	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2010.

32.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 13, 2012
CHEVAL RESOURCES CORPORATION

	By:	/s/ Rory O’Dare
Rory O’Dare
President/ CEO