Form 10-Q
period 2012-06-30
Cheval Resources Corp
filed 2012-08-22
CIK 1515800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of the common stock, as of the latest practicable date:   Common Stock, $0.0001 par value: 40,000,000 shares outstanding as of August 1, 2012.

PART I — FINANCIAL INFORMATION

Item1. Financial Statements

Cheval Resources Corporation
(A Development Stage Enterprise)
Balance Sheets

	June 30,	December 31,
	2012	2011
	(unaudited)	(audited)
ASSETS
Current Assets
Cash and cash equivalents	$-	$-
Total Current Assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$-	$-
Payables, related parties	6,080	5,680
Total Current Liabilities	6,080	5,680

TOTAL LIABILITIES	6,080	5,680

Stockholders' Deficit
Common stock: 100,000,000 authorized; $0.0001 par value
40,000,000 shares issued and outstanding	4,000	4,000
Additional paid in capital	(381)	(381)
Accumulated deficit during development stage	(9,699)	(9,299)
Total Stockholders' Deficit	(6,080)	(5,680)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$-

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

Cheval Resources Corporation
(A Development Stage Enterprise)
Statements of Operations

			March 2, 2011
			(inception)
	Three Months Ended	Six Months Ended	through
	June 30,	June 30,	June 30,
	2012	2012	2012
	(unaudited)	(unaudited)	(unaudited)

Revenues	-	$-	$-

EXPENSES
Operating Expenses
General and administrative	200	400	9,699
Total operating expenses	200	400	9,699

Net loss from operations	(200)	(400)	(9,699)

Other income (expense)
Interest expense		-	-
Income taxes		-	-

NET LOSS	$(200)	$(400)	$(9,699)

Basic and diluted loss per share	$(0.00)	$(0.00)
Weighted average number of
shares outstanding	40,000,000	40,000,000

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

Cheval Resources Corporation
(A Development Stage Enterprise)
Statement of Stockholders' Deficit

	Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at Inception, March 2, 2011	-	$-	$-	$-	$-
Issuance of common stock to founders, March 2, 2011 valued at $0.0001 per share, contribution at $0.00009	40,000,000	4,000	(381)		3,619

Net loss (audited)				(9,299)	(9,299)

Balance as of December 31, 2011	40,000,000	4,000	(381)	(9,299)	(5,680)

Net loss (unaudited)				(400)	(400)

Balance, June 30, 2012	40,000,000	$4,000	$(381)	$(9,699)	$(6,080)

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

Cheval Resources Corporation
(A Development Stage Enterprise)
Statement of Cash Flows

	For the 6 months ended
		March 2, 2011 through
	June 30,	June 30,
	2012	2012
		(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(400)	$(9,699)
Net Cash Provided by Operating Activities	(400)	(9,699)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments for security deposits	-	-
Advances from related parties	400	6,080
Issuance of common stock	-	3,619
Net Cash Provided by Financing Activates	400	9,699

Net increase (decrease) in cash and cash equivalents	-	-
Cash and cash equivalents, beginning of period	-	-
Cash and cash equivalents, end of period	$-	$-

Supplemental Cash Flow Information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

CHEVAL RESOURCES CORPORATION
(A Development Stage Company)
Notes to Financial Statements
June 30, 2012 and for the period
March 2, 2011(date of inception) through June 30, 2012
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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  For the period ended June 30, 2012, the Company had no operations.  As of June 30, 2012, the Company had not emerged from the development stage.  In view of these matters, the Company's ability to continue as a going concern is dependent upon the Company's ability to find a suitable merger or acquisition company. There are no assurances that management will find a capable company for its purposes. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Results of Operations

From inception (March 2, 2011) through the period ending June 30, 2012 the Company had no revenues and incurred $200, 400, and $9,699 of general and administrative expenses for the three and six months ending June 30, 2012 and from the period March 2, 2011 (date of inception) through June 30, 2012, respectively.

For the period from inception (March 2, 2011) through June 30, 2012, the Company had no activities that produced revenues from operations and had a net loss of $9,699 due to legal, accounting, audit and other professional service fees incurred in relation to the formation of the Company and the filing of the Company’s Registration Statement on Form S-1 and other SEC-related compliance matters.

Liquidity and Capital Resources

As of June 30, 2012, the Company had no assets and no cash.  Current liabilities listed are comprised of amounts due to the shareholder for payment of expenses incurred by the Company.

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

ITEM 4T.      Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of June 30, 2012. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that our disclosure and controls are designed to ensure that information required  to  be disclosed by us in the reports that we file or submit under the Exchange Act is  accumulated and communicated to our management, including our principal executive officer and principal  financial  officer,  or  persons performing  similar  functions,  as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the fiscal quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.

32.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101*	XBRL Reports

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 22, 2012
CHEVAL RESOURCES CORPORATION

	By:	/s/ Rory O’Dare
Rory O’Dare
President/ CEO